Form 10-K/A
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2015-C26
filed 2021-04-29
CIK 1630513

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021 (the “Original Form 10-K”) is to replace the report on assessment of compliance of National Tax Search, LLC, as servicing function participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) filed as an exhibit to the Original Form 10-K under Exhibit 33 with the corresponding exhibit attached hereto and to replace the servicer compliance statement of PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) filed as an exhibit to the Original Form 10-K under Exhibit 35 with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

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

35            Servicer compliance statements.

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

Date: April 29, 2021